Form 10-Q
period 2023-03-31
Baker Hughes Holdings LLC
filed 2023-04-19
CIK 808362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________to__________
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
Yes ☐ No ☑
As of April 13, 2023, the registrant had outstanding 1,012,362,186 common units. None of the common units are publicly traded.

Baker Hughes Holdings LLC

Baker Hughes Holdings LLC 2023 First Quarter Form 10-Q | i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Baker Hughes Holdings LLC
Condensed Consolidated Statements of Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In millions, except per unit amounts)	2023	2022
Revenue:
Sales of goods	$3,484	$2,809
Sales of services	2,232	2,026
Total revenue	5,716	4,835

Costs and expenses:
Cost of goods sold	2,982	2,366
Cost of services sold	1,585	1,499
Selling, general and administrative	655	621
Restructuring, impairment and other	56	70
Total costs and expenses	5,278	4,556
Operating income	438	279
Other non-operating income (loss), net	386	(28)
Interest expense, net	(64)	(64)
Income before income taxes	760	187
Provision for income taxes	(141)	(95)
Net income	619	92
Less: Net income attributable to noncontrolling interests	5	5
Net income attributable to Baker Hughes Holdings LLC	$614	$87

Cash distribution per common unit	$0.19	$0.18
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Holdings LLC 2023 First Quarter Form 10-Q | 1

Baker Hughes Holdings LLC
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In millions)	2023	2022
Net income	$619	$92
Less: Net income attributable to noncontrolling interests	5	5
Net income attributable to Baker Hughes Holdings LLC	614	87
Other comprehensive income (loss):
Foreign currency translation adjustments	(61)	17
Cash flow hedges	(1)	1
Benefit plans	7	8
Other comprehensive income (loss)	(55)	26
Less: Other comprehensive loss attributable to noncontrolling interests	—	(1)
Other comprehensive income (loss) attributable to Baker Hughes Holdings LLC	(55)	27
Comprehensive income	564	118
Less: Comprehensive income attributable to noncontrolling interests	5	4
Comprehensive income attributable to Baker Hughes Holdings LLC	$559	$114
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Holdings LLC 2023 First Quarter Form 10-Q | 2

Baker Hughes Holdings LLC
Condensed Consolidated Statements of Financial Position
(Unaudited)

(In millions)	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,413	$2,485
Current receivables, net	6,376	5,974
Inventories, net	4,786	4,587
All other current assets	1,894	1,559
Total current assets	15,469	14,605
Property, plant and equipment (net of accumulated depreciation of $5,258 and $5,121)	4,513	4,538
Goodwill	5,677	5,691
Other intangible assets, net	4,123	4,180
Contract and other deferred assets	1,603	1,503
All other assets	3,067	2,998
Deferred income taxes	663	657
Total assets	$35,115	$34,172
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,263	$4,298
Short-term and current portion of long-term debt	684	677
Progress collections and deferred income	4,434	3,822
All other current liabilities	2,185	2,235
Total current liabilities	11,566	11,032
Long-term debt	5,975	5,980
Deferred income taxes	129	135
Liabilities for pensions and other postretirement benefits	932	960
All other liabilities	1,421	1,406
Members' Equity:
Members' capital, common units, 1,012 and 1,006 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	34,207	34,336
Retained loss	(16,224)	(16,837)
Accumulated other comprehensive loss	(3,026)	(2,971)
Baker Hughes Holdings LLC equity	14,957	14,528
Noncontrolling interests	135	131
Total equity	15,092	14,659
Total liabilities and equity	$35,115	$34,172
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Holdings LLC 2023 First Quarter Form 10-Q | 3

Baker Hughes Holdings LLC
Condensed Consolidated Statements of Changes in Members' Equity
(Unaudited)

(In millions, except per unit amounts)	Members' Capital	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance at December 31, 2022	$34,336	$(16,837)	$(2,971)	$131	$14,659
Comprehensive income (loss):
Net income		614		5	619
Other comprehensive loss			(55)		(55)
Regular cash distribution to Members ($0.19 per unit)	(192)				(192)
Baker Hughes stock-based compensation cost	49				49
Other	14	(1)		(1)	12
Balance at March 31, 2023	$34,207	$(16,224)	$(3,026)	$135	$15,092

(In millions, except per unit amounts)	Members' Capital	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance at December 31, 2021	$35,589	$(16,311)	$(2,691)	$139	$16,726
Comprehensive income:
Net income		87		5	92
Other comprehensive income (loss)			27	(1)	26
Regular cash distribution to Members ($0.18 per unit)	(185)				(185)
Repurchase and cancellation of common units	(236)				(236)
Baker Hughes stock-based compensation cost	52				52
Other	45			(7)	38
Balance at March 31, 2022	$35,265	$(16,224)	$(2,664)	$136	$16,513
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Holdings LLC 2023 First Quarter Form 10-Q | 4

Baker Hughes Holdings LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2023	2022
Cash flows from operating activities:
Net income	$619	$92
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	269	277
Gain on equity securities	(392)	(11)
Provision for deferred income taxes	23	12
Stock-based compensation cost	49	52
Inventory impairment	18	—
Changes in operating assets and liabilities:
Current receivables	(401)	(264)
Inventories	(265)	(205)
Accounts payable	43	74
Progress collections and deferred income	639	280
Contract and other deferred assets	(148)	(38)
Other operating items, net	8	(191)
Net cash flows from operating activities	462	78
Cash flows from investing activities:
Expenditures for capital assets	(310)	(268)
Proceeds from disposal of assets	46	91
Other investing items, net	35	(89)
Net cash flows used in investing activities	(229)	(266)
Cash flows from financing activities:
Net repayments of debt	(5)	(11)
Distributions to Members	(192)	(185)
Repurchase of common units	—	(236)
Other financing items, net	(53)	(37)
Net cash flows used in financing activities	(250)	(469)
Effect of currency exchange rate changes on cash and cash equivalents	(55)	1
Decrease in cash and cash equivalents	(72)	(656)
Cash and cash equivalents, beginning of period	2,485	3,843
Cash and cash equivalents, end of period	$2,413	$3,187
Supplemental cash flows disclosures:
Income taxes paid, net of refunds	$163	$130
Interest paid	$50	$48
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Holdings LLC 2023 First Quarter Form 10-Q | 5

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
BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S." and such principles, "U.S. GAAP") and pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, certain information and disclosures normally included in our annual financial statements have been condensed or omitted. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Annual Report").
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
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Please refer to "Note 1. Basis of Presentation and Summary of Significant Accounting Policies," to our consolidated financial statements from our 2022 Annual Report for the discussion of our significant accounting policies.
Cash and Cash Equivalents
As of March 31, 2023 and December 31, 2022, we had $549 million and $605 million, respectively, of cash held in bank accounts that cannot be readily released, transferred or otherwise converted into a currency that is regularly transacted internationally, due to lack of market liquidity, capital controls or similar monetary or exchange limitations limiting the flow of capital out of the jurisdiction. These funds are available to fund operations and growth in these jurisdictions, and we do not currently anticipate a need to transfer these funds to the U.S.
Supply Chain Finance Programs
On January 1, 2023, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. ASU 2022-04, Liabilities – Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which enhances the transparency of supplier finance programs and requires certain disclosures for a buyer in a supplier finance program.
Baker Hughes Holdings LLC 2023 First Quarter Form 10-Q | 6

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
Under the supply chain finance (“SCF”) programs, administered by a third party, our suppliers are given the opportunity to sell receivables from us to participating financial institutions at their sole discretion at a rate that leverages our credit rating and thus might be more beneficial to our suppliers. Our responsibility is limited to making payment on the terms originally negotiated with our supplier, regardless of whether the supplier sells its receivable to a financial institution. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the program.
As of March 31, 2023 and December 31, 2022, $316 million and $275 million of SCF program liabilities are recorded in “Accounts payable” in our condensed consolidated statements of financial position, respectively, and reflected as cash flow from operating activities in our condensed consolidated statements of cash flows when settled.
NEW ACCOUNTING STANDARDS TO BE ADOPTED
New accounting pronouncements that have been issued but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.
NOTE 2. CURRENT RECEIVABLES
Current receivables are comprised of the following:

	March 31, 2023	December 31, 2022
Customer receivables	$5,264	$5,083
Other	1,451	1,232
Total current receivables	6,715	6,315
Less: Allowance for credit losses	(339)	(341)
Total current receivables, net	$6,376	$5,974
Customer receivables are recorded at the invoiced amount. The "Other" category consists primarily of advance payments to suppliers, indirect taxes, related parties, and customer retentions.
NOTE 3. INVENTORIES
Inventories, net of reserves of $383 million and $396 million as of March 31, 2023 and December 31, 2022, respectively, are comprised of the following:

	March 31, 2023	December 31, 2022
Finished goods	$2,461	$2,419
Work in process and raw materials	2,325	2,168
Total inventories, net	$4,786	$4,587
During the three months ended March 31, 2023, we recorded inventory impairments of $18 million, predominately in our Oilfield Services & Equipment ("OFSE") segment. Charges for inventory impairments are reported in the "Cost of goods sold" caption in the condensed consolidated statements of income (loss). See "Note 16. Restructuring, Impairment, and Other" for further information.
Baker Hughes Holdings LLC 2023 First Quarter Form 10-Q | 7

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS
GOODWILL
The changes in the carrying value of goodwill are detailed below by segment:

	Oilfield Services & Equipment	Industrial & Energy Technology	Total
Balance at December 31, 2021, gross	$19,531	$4,661	$24,192
Accumulated impairment at December 31, 2021	(18,217)	(254)	(18,471)
Balance at December 31, 2021	1,314	4,407	5,721
Disposition	(161)	—	(161)
Acquisitions	41	417	458
Currency exchange, impairment and other	—	(96)	(96)
Total	1,194	4,728	5,922
Classified as held for sale (1)	—	(230)	(230)
Balance at December 31, 2022	1,194	4,498	5,691
Currency exchange and other	16	(30)	(14)
Balance at March 31, 2023	$1,210	$4,468	$5,677
(1)The reduction in Industrial & Energy Technology ("IET") goodwill relates to transferring our IET Nexus Controls business to held for sale. See "Note 17. Business Held for Sale" for further information.
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
During the first quarter of 2023, we completed a review to assess whether indicators of impairment existed. As a result of this assessment, we concluded that no indicators existed that would lead to a determination that it is more likely than not that the fair value of each reporting unit is less than its carrying value. There can be no assurances that future sustained declines in macroeconomic or business conditions affecting our industry will not occur, which could result in goodwill impairment charges in future periods.
Baker Hughes Holdings LLC 2023 First Quarter Form 10-Q | 8

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
OTHER INTANGIBLE ASSETS
Intangible assets are comprised of the following:

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$1,898	$(746)	$1,152	$1,917	$(729)	$1,189
Technology	1,204	(816)	388	1,212	(803)	409
Trade names and trademarks	287	(178)	109	287	(175)	112
Capitalized software	1,325	(1,053)	272	1,308	(1,040)	268
Finite-lived intangible assets	4,714	(2,793)	1,921	4,725	(2,747)	1,978
Indefinite-lived intangible assets	2,202	—	2,202	2,202	—	2,202
Total intangible assets	$6,916	$(2,793)	$4,123	$6,927	$(2,747)	$4,180
Intangible assets are generally amortized on a straight-line basis with estimated useful lives ranging from 1 to 35 years. Amortization expense for the three months ended March 31, 2023 and 2022 was $63 million and $55 million, respectively.
Estimated amortization expense for the remainder of 2023 and each of the subsequent five fiscal years is expected to be as follows:

Year	Estimated Amortization Expense
Remainder of 2023	$184
2024	227
2025	186
2026	144
2027	120
2028	97
NOTE 5. CONTRACT AND OTHER DEFERRED ASSETS
Contract assets reflect revenue earned in excess of billings on our long-term contracts to construct technically complex equipment, provide long-term product service and maintenance or extended warranty arrangements and other deferred contract related costs. Our long-term product service agreements are provided by our IET segment. Our long-term equipment contracts are provided by both our IET and OFSE segments. Contract assets are comprised of the following:

	March 31, 2023	December 31, 2022
Long-term product service agreements	$396	$392
Long-term equipment contracts and certain other service agreements	1,034	955
Contract assets (total revenue in excess of billings)	1,430	1,347
Deferred inventory costs	142	125
Other costs to fulfill or obtain a contract (1)	31	31
Contract and other deferred assets	$1,603	$1,503
(1)     Other costs to fulfill or obtain a contract consist primarily of non-recurring engineering costs incurred and expected to be recovered.
Baker Hughes Holdings LLC 2023 First Quarter Form 10-Q | 9

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
Revenue recognized during the three months ended March 31, 2023 and 2022 from performance obligations satisfied (or partially satisfied) in previous periods related to our long-term service agreements was $1 million and $(4) million, respectively. This includes revenue recognized from revisions to cost or billing estimates that may affect a contract’s total estimated profitability resulting in an adjustment of earnings.
NOTE 6. PROGRESS COLLECTIONS AND DEFERRED INCOME
Contract liabilities include progress collections, which reflects billings in excess of revenue, and deferred income on our long-term contracts to construct technically complex equipment, long-term product maintenance or extended warranty arrangements. Contract liabilities are comprised of the following:

	March 31, 2023	December 31, 2022
Progress collections	$4,282	$3,713
Deferred income	152	109
Progress collections and deferred income (contract liabilities)	$4,434	$3,822
Revenue recognized during the three months ended March 31, 2023 and 2022 that was included in the contract liabilities at the beginning of the period was $962 million and $739 million, respectively.
NOTE 7. LEASES
Our leasing activities primarily consist of operating leases for administrative offices, manufacturing facilities, research centers, service centers, sales offices and certain equipment.

	Three Months Ended March 31,
Operating Lease Expense	2023	2022
Long-term fixed lease	$69	$63
Long-term variable lease	15	9
Short-term lease	128	109
Total operating lease expense	$212	$181
Cash flows used in operating activities for operating leases approximates our expense for the three months ended March 31, 2023 and 2022.
The weighted-average remaining lease term as of March 31, 2023 and December 31, 2022 was approximately seven years for our operating leases. The weighted-average discount rate used to determine the operating lease liability as of March 31, 2023 and December 31, 2022 was 3.2% and 3.1%, respectively.
Baker Hughes Holdings LLC 2023 First Quarter Form 10-Q | 10

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 8. DEBT
The carrying value of our short-term and long-term debt are comprised of the following:

	March 31, 2023	December 31, 2022
Short-term and current portion of long-term debt
1.231% Senior Notes due December 2023	$649	$649
Other debt	35	29
Total short-term and current portion of long-term debt	684	677

Long-term debt
8.55% Debentures due June 2024	113	114
2.061% Senior Notes due December 2026	597	597
3.337% Senior Notes due December 2027	1,287	1,277
6.875% Notes due January 2029	272	273
3.138% Senior Notes due November 2029	523	523
4.486% Senior Notes due May 2030	497	497
5.125% Senior Notes due September 2040	1,285	1,286
4.080% Senior Notes due December 2047	1,338	1,338
Other long-term debt	63	75
Total long-term debt	5,975	5,980
Total debt	$6,659	$6,658
The estimated fair value of total debt at March 31, 2023 and December 31, 2022 was $6,040 million and $5,863 million, respectively. For a majority of our debt the fair value was determined using quoted period-end market prices. Where market prices are not available, we estimate fair values based on valuation methodologies using current market interest rate data adjusted for our non-performance risk.
BHH LLC has a $3 billion committed unsecured revolving credit facility ("the Credit Agreement") with commercial banks maturing in December 2024. In addition, we have a commercial paper program with authorization up to $3 billion under which we may issue from time to time commercial paper with maturities of no more than 397 days. The Credit Agreement contains certain customary representations and warranties, certain customary affirmative covenants and certain customary negative covenants. Upon the occurrence of certain events of default, BHH LLC's obligations under the Credit Agreement may be accelerated. Such events of default include payment defaults to lenders under the Credit Agreement and other customary defaults. No such events of default have occurred. At March 31, 2023 and December 31, 2022, there were no borrowings under either the Credit Agreement or the commercial paper program.
Baker Hughes Co-Obligor, Inc. is a co-obligor, jointly and severally with BHH LLC on our long-term debt securities. This co-obligor is a 100%-owned finance subsidiary of BHH LLC that was incorporated for the sole purpose of serving as a corporate co-obligor of long-term debt securities and has no assets or operations other than those related to its sole purpose. As of March 31, 2023, Baker Hughes Co-Obligor, Inc. is a co-obligor of our long-term debt securities totaling $6,560 million.
Certain Senior Notes contain covenants that restrict BHH LLC's ability to take certain actions, including, but not limited to, the creation of certain liens securing debt, the entry into certain sale-leaseback transactions, and engaging in certain merger, consolidation and asset sale transactions in excess of specified limits. At March 31, 2023, we were in compliance with all debt covenants.
Baker Hughes Holdings LLC 2023 First Quarter Form 10-Q | 11

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 9. INCOME TAXES
For the three months ended March 31, 2023, the provision for income taxes was $141 million. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to income subject to U.S. tax at an effective rate less than 21% due to valuation allowances, which is partially offset by income in jurisdictions with tax rates higher than in the U.S. In addition, since we are a partnership for U.S. federal tax purposes, any tax impacts associated with U.S. income or losses are recognized by our Members and not reflected in our tax expense.
For the three months ended March 31, 2022, the provision for income taxes was $95 million. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to losses with no tax benefit due to valuation allowances and income in jurisdictions with tax rates higher than the U.S., partially offset by tax benefits related to uncertain tax positions.
NOTE 10. MEMBERS' EQUITY
COMMON UNITS
The BHH LLC Agreement provides that initially there is one class of common units ("Units"), which are currently held by the Members. If Baker Hughes issues a share of Class A common stock, including in connection with an equity incentive or similar plan, we will also issue a corresponding Unit to Baker Hughes or one of its direct subsidiaries. For the three months ended March 31, 2023 and 2022, we issued 5,920 thousand and 7,730 thousand Units, respectively, to Baker Hughes or one of its direct subsidiaries in connection with the issuance of its Class A common stock. The Members are entitled through their Units to receive distributions on an equal amount of any dividend paid by Baker Hughes to its Class A shareholders.
We have a Unit repurchase program which we expect to fund from cash generated from operations, and we expect to make Unit repurchases from time to time subject to the Company's capital plan, market conditions, and other factors, including regulatory restrictions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. There were no Units repurchased during the three months ended March 31, 2023. During the three months ended March 31, 2022, we repurchased and canceled 8.1 million Units for a total of $236 million, representing an average price per Unit of $28.96. As of March 31, 2023, we had authorization remaining to repurchase up to approximately $2.8 billion of our Units.
The following table presents the changes in the number of Units outstanding (in thousands):

	Units Held by Baker Hughes		Units Held by GE
	2023	2022	2023	2022
Balance at January 1	1,005,960	909,142	—	116,548
Issue of Units to Baker Hughes under equity incentive plan	5,920	7,730	—	—
Exchange of Units (1)	—	75,957	—	(75,957)
Repurchase and cancellation of Units	—	(8,142)	—	—
Balance at March 31	1,011,881	984,688	—	40,591
(1)When shares of Class B common stock, together with associated Units, are exchanged for shares of Class A common stock, such shares of Class B common stock are canceled.
Baker Hughes Holdings LLC 2023 First Quarter Form 10-Q | 12

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
ACCUMULATED OTHER COMPREHENSIVE LOSS (AOCL)
The following tables present the changes in accumulated other comprehensive loss, net of tax:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$(2,665)	$(10)	$(296)	$(2,971)
Other comprehensive income before reclassifications	(61)	(1)	3	(59)
Amounts reclassified from accumulated other comprehensive loss	—	1	4	5
Other comprehensive income (loss)	(61)	(1)	7	(55)
Balance at March 31, 2023	$(2,726)	$(11)	$(289)	$(3,026)

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2021	$(2,398)	$(12)	$(281)	$(2,691)
Other comprehensive income (loss) before reclassifications	(17)	—	5	(12)
Amounts reclassified from accumulated other comprehensive loss	34	1	6	41
Deferred taxes	—	—	(2)	(2)
Other comprehensive income	17	1	8	26
Less: Other comprehensive loss attributable to noncontrolling interests	(1)	—	—	(1)
Balance at March 31, 2022	$(2,380)	$(11)	$(273)	$(2,664)
The amounts reclassified from accumulated other comprehensive loss during the three months ended March 31, 2023 and 2022 represent (i) gains (losses) reclassified on cash flow hedges when the hedged transaction occurs, (ii) the amortization of net actuarial gain (loss), prior service credit, settlements, and curtailments which are included in the computation of net periodic pension cost, and (iii) the release of foreign currency translation adjustments (see "Note 16. Restructuring, Impairment, and Other" for additional details).
Baker Hughes Holdings LLC 2023 First Quarter Form 10-Q | 13

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 11. FINANCIAL INSTRUMENTS
RECURRING FAIR VALUE MEASUREMENTS
Our assets and liabilities measured at fair value on a recurring basis consists of derivative instruments and investment securities.

	March 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
Assets
Derivatives	$—	$27	$—	$27	$—	$18	$—	$18
Investment securities	1,105	—	—	1,105	748	—	—	748
Total assets	1,105	27	—	1,132	748	18	—	766

Liabilities
Derivatives	—	(88)	—	(88)	—	(86)	—	(86)
Total liabilities	$—	$(88)	$—	$(88)	$—	$(86)	$—	$(86)

	March 31, 2023				December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment securities (1)
Non-U.S. debt securities (2)	$11	$—	$—	$11	$—	$—	$—	$—
Equity securities	545	549	—	1,094	557	191	—	748
Total	$556	$549	$—	$1,105	$557	$191	$—	$748
(1)Gains recorded to earnings related to these securities were $392 million and $12 million for the three months ended March 31, 2023 and 2022, respectively.
(2)As of March 31, 2023, our non-U.S. debt securities are classified as available for sale securities and mature within one year.
As of March 31, 2023 and December 31, 2022, our equity securities with readily determinable fair values are comprised primarily of our investment in C3.ai, Inc. ("C3 AI") of $232 million and $97 million, respectively, and ADNOC Drilling of $860 million and $649 million, respectively. We measured our investments to fair value based on quoted prices in active markets.
As of March 31, 2023, our investment in C3 AI consists of 6,920,476 shares of Class A common stock ("C3 AI Shares"). During the three months ended March 31, 2023, we sold approximately 1.7 million of C3 AI Shares and received proceeds of $46 million. For the three months ended March 31, 2023 and 2022, we recorded a gain of $181 million and a loss of $74 million, respectively, from the net change in fair value of our investment in C3 AI, which is reported in “Other non-operating income (loss), net” in our condensed consolidated statements of income (loss).
As of March 31, 2023, our investment in ADNOC Drilling consists of 800,000,000 shares. For the three months ended March 31, 2023 and 2022, we recorded a gain of $211 million and $85 million, respectively, from the net change in fair value of our investment in ADNOC Drilling, which is reported in “Other non-operating income (loss), net” in our condensed consolidated statements of income (loss).
As of March 31, 2023 and December 31, 2022, $1,105 million and $748 million, respectively, of total investment securities are recorded in "All other current assets."
Baker Hughes Holdings LLC 2023 First Quarter Form 10-Q | 14

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS
Our financial instruments include cash and cash equivalents, current receivables, certain investments, accounts payable, short and long-term debt, and derivative financial instruments. Except for long-term debt, the estimated fair value of these financial instruments as of March 31, 2023 and December 31, 2022 approximates their carrying value as reflected in our condensed consolidated financial statements. For further information on the fair value of our debt, see "Note 8. Debt."
DERIVATIVES AND HEDGING
We use derivatives to manage our risks and do not use derivatives for speculation. The table below summarizes the fair value of all derivatives, including hedging instruments and embedded derivatives.

	March 31, 2023		December 31, 2022
	Assets	Liabilities	Assets	Liabilities
Derivatives accounted for as hedges
Currency exchange contracts	$—	$—	$1	$—
Interest rate swap contracts	—	(61)	—	(69)

Derivatives not accounted for as hedges
Currency exchange contracts and other	27	(27)	17	(17)
Total derivatives	$27	$(88)	$18	$(86)
Derivatives are classified in the condensed consolidated statements of financial position depending on their respective maturity date. As of March 31, 2023 and December 31, 2022, $26 million and $17 million of derivative assets are recorded in "All other current assets" and $1 million and $1 million are recorded in "All other assets" in the condensed consolidated statements of financial position, respectively. As of March 31, 2023 and December 31, 2022, $29 million and $17 million of derivative liabilities are recorded in "All other current liabilities" and $59 million and $69 million are recorded in "All other liabilities" of the condensed consolidated statements of financial position, respectively.
FORMS OF HEDGING
Cash Flow Hedges
We use cash flow hedging primarily to reduce or eliminate the effects of foreign exchange rate changes on purchase and sale contracts. Accordingly, the vast majority of our derivative activity in this category consists of currency exchange contracts. In addition, we are exposed to interest rate risk fluctuations in connection with long-term debt that we issue from time to time to fund our operations. During the three months ended March 31, 2023, the Company executed interest rate swap contracts designated as cash flow hedges with a notional amount of $375 million in order to hedge the Company's expected exposure in connection with refinancing activities we may undertake in 2023. Changes in the fair value of cash flow hedges are recorded in a separate component of equity (referred to as "Accumulated Other Comprehensive Income" or "AOCI") and are recorded in earnings in the period in which the hedged transaction occurs. See "Note 10. Members' Equity" for further information on activity in AOCI for cash flow hedges. As of March 31, 2023 and December 31, 2022, the maximum term of derivative instruments that hedge forecasted transactions was approximately one year.
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
Baker Hughes Holdings LLC 2023 First Quarter Form 10-Q | 15

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
As of March 31, 2023 and December 31, 2022, we had interest rate swaps with a notional amount of $500 million that converted a portion of our $1,350 million aggregate principal amount of 3.337% fixed rate Senior Notes due 2027 into a floating rate instrument with an interest rate based on a LIBOR index as a hedge of its exposure to changes in fair value that are attributable to interest rate risk. We concluded that the interest rate swap met the criteria necessary to qualify for the short-cut method of hedge accounting, and as such, an assumption is made that the change in the fair value of the hedged debt, due to changes in the benchmark rate, exactly offsets the change in the fair value of the interest rate swaps. Therefore, the derivative is considered to be effective at achieving offsetting changes in the fair value of the hedged liability, and no ineffectiveness is recognized. The mark-to-market of this fair value hedge is recorded as gains or losses in interest expense and is equally offset by the gain or loss of the underlying debt instrument, which also is recorded in interest expense.
Economic Hedges
These derivatives are not designated as hedges from an accounting standpoint (and therefore we do not apply hedge accounting to the relationship) but otherwise serve the same economic purpose as other hedging arrangements. Economic hedges are marked to fair value through earnings each period.
The following table summarizes the gains (losses) from derivatives not designated as hedges in the condensed consolidated statements of income (loss):

Derivatives not designated as hedging instruments	Condensed consolidated statements of income (loss) caption	Three Months Ended March 31,
		2023	2022
Currency exchange contracts (1)	Cost of goods sold	$3	$(2)
Currency exchange contracts	Cost of services sold	2	3
Commodity derivatives	Cost of goods sold	1	9
Total (2)		$6	$10
(1)Excludes losses of nil and gains of $1 million on embedded derivatives for the three months ended March 31, 2023 and 2022, respectively, as embedded derivatives are not considered to be hedging instruments in our economic hedges.
(2)The effect on earnings of derivatives not designated as hedges is substantially offset by the change in fair value of the economically hedged items in the current and future periods.
NOTIONAL AMOUNT OF DERIVATIVES
The notional amount of a derivative is the number of units of the underlying. A substantial majority of the outstanding notional amount of $4.3 billion and $3.8 billion at March 31, 2023 and December 31, 2022, respectively, is related to hedges of anticipated sales and purchases in foreign currency, commodity purchases, changes in interest rates, and contractual terms in contracts that are considered embedded derivatives and for intercompany borrowings in foreign currencies. We generally disclose derivative notional amounts on a gross basis to indicate the total counterparty risk. Where we have gross purchase and sale derivative contracts for a particular currency, we look to execute these contracts with the same counterparty to reduce our exposure. The notional amount of these derivative instruments do not generally represent cash amounts exchanged by us and the counterparties, but rather the nominal amount upon which changes in the value of the derivatives are measured.
COUNTERPARTY CREDIT RISK
Fair values of our derivatives can change significantly from period to period based on, among other factors, market movements and changes in our positions. We manage counterparty credit risk (the risk that counterparties will default and not make payments to us according to the terms of our agreements) on an individual counterparty basis.
Baker Hughes Holdings LLC 2023 First Quarter Form 10-Q | 16

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 12. REVENUE RELATED TO CONTRACTS WITH CUSTOMERS
DISAGGREGATED REVENUE
We disaggregate our OFSE and IET segment revenue from contracts with customers by product lines. See "Note 13. Segment Information" for further details.

	Three Months Ended March 31,
Total Revenue	2023	2022
Well Construction	$1,061	$883
Completions, Intervention & Measurements	909	781
Production Solutions	938	825
Subsea & Surface Pressure Systems	670	528
Oilfield Services & Equipment	3,577	3,017
Gas Technology - Equipment	827	543
Gas Technology - Services	591	581
Total Gas Technology	1,418	1,124
Condition Monitoring	140	126
Inspection	254	212
Pumps, Valves & Gears	201	221
PSI & Controls	125	136
Total Industrial Technology	721	694
Industrial & Energy Technology	2,138	1,818
Total	$5,716	$4,835
In addition, management views OFSE segment revenue from contracts with customers by geographic region:

	Three Months Ended March 31,
Oilfield Services & Equipment Geographic Revenue	2023	2022
North America	$992	$823
Latin America	661	440
Europe/CIS/Sub-Saharan Africa	581	660
Middle East/Asia	1,345	1,094
Oilfield Services & Equipment	$3,577	$3,017
REMAINING PERFORMANCE OBLIGATIONS
As of March 31, 2023, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $29.6 billion. As of March 31, 2023, we expect to recognize revenue of approximately 60%, 72% and 90% of the total remaining performance obligations within 2, 5, and 15 years, respectively, and the remaining thereafter. Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related remaining performance obligations.
Baker Hughes Holdings LLC 2023 First Quarter Form 10-Q | 17

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 13. SEGMENT INFORMATION
The Company's segments are determined as those operations whose results are reviewed regularly by the chief operating decision maker ("CODM"), who is our Chief Executive Officer, in deciding how to allocate resources and assess performance. We report our operating results through two operating segments, Oilfield Services & Equipment and Industrial & Energy Technology. Each segment is organized and managed based upon the nature of our markets and customers and consists of similar products and services. These products and services operate across upstream oil and gas and broader energy and industrial markets.
OILFIELD SERVICES & EQUIPMENT ("OFSE")
Oilfield Services & Equipment provides products and services for onshore and offshore oilfield operations across the lifecycle of a well, ranging from exploration, appraisal, and development, to production, rejuvenation, and decommissioning. OFSE is organized into four product lines: Well Construction, which encompasses drilling services, drill bits, and drilling & completions fluids; Completions, Intervention, and Measurements, which encompasses well completions, pressure pumping, and wireline services; Production Solutions, which spans artificial lift systems and oilfield & industrial chemicals; and Subsea & Surface Pressure Systems, which encompasses subsea projects services and drilling systems, surface pressure control, and flexible pipe systems. Beyond its traditional oilfield concentration, OFSE is expanding its capabilities and technology portfolio to meet the challenges of a net-zero future. These efforts include expanding into new energy areas such as geothermal and CCUS, strengthening its digital architecture and addressing key energy market themes.
INDUSTRIAL & ENERGY TECHNOLOGY ("IET")
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
Revenue and operating income for each segment are determined based on the internal performance measures used by the CODM to assess the performance of each segment in a financial period. The performance of our operating segments is evaluated based on segment operating income (loss), which is defined as income (loss) before income taxes before the following: net interest expense, net other non-operating income (loss), corporate expenses, restructuring, impairment and other charges, inventory impairments, and certain gains and losses not allocated to the operating segments. Consistent accounting policies have been applied by all segments within the Company, for all reporting periods. Intercompany revenue and expense amounts have been eliminated within each segment to report on the basis that management uses internally for evaluating segment performance.
Summarized financial information for the Company's segments is shown in the following tables.

	Three Months Ended March 31,
Revenue	2023	2022
Oilfield Services & Equipment	$3,577	$3,017
Industrial & Energy Technology	2,138	1,818
Total	$5,716	$4,835
Baker Hughes Holdings LLC 2023 First Quarter Form 10-Q | 18

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended March 31,
Income before income taxes	2023	2022
Oilfield Services & Equipment	$371	$213
Industrial & Energy Technology	241	241
Total segment	612	453
Corporate	(100)	(105)
Inventory impairment	(18)	—
Restructuring, impairment and other	(56)	(70)
Other non-operating income (loss), net	386	(28)
Interest expense, net	(64)	(64)
Income before income taxes	$760	$187
The following table presents depreciation and amortization by segment:

	Three Months Ended March 31,
Depreciation and amortization	2023	2022
Oilfield Services & Equipment	$208	$222
Industrial & Energy Technology	56	51
Total segment	264	272
Corporate	5	4
Total	$269	$277
NOTE 14. RELATED PARTY TRANSACTIONS
We have an aeroderivative joint venture ("Aero JV") we formed with GE in 2019. The Aero JV is jointly controlled by GE and us, each with ownership interest of 50%, and therefore, we do not consolidate the JV. We had purchases with the Aero JV of $114 million and $108 million during the three months ended March 31, 2023 and 2022, respectively. We have $55 million and $110 million of accounts payable at March 31, 2023 and December 31, 2022, respectively, for goods and services provided by the Aero JV in the ordinary course of business. Sales of products and services and related receivables with the Aero JV were immaterial for the three months ended March 31, 2023 and 2022.
The Company also has $85 million and $16 million of current receivables at March 31, 2023 and December 31, 2022, respectively, from Baker Hughes.
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
On July 31, 2018, International Engineering & Construction S.A. ("IEC") initiated arbitration proceedings in New York administered by the International Center for Dispute Resolution ("ICDR") against the Company and its subsidiaries arising out of a series of sales and service contracts entered between IEC and the Company’s subsidiaries for the sale and installation of LNG plants and related power generation equipment in Nigeria ("Contracts"). Prior to the filing of the IEC Arbitration, the Company’s subsidiaries made demands for payment due
Baker Hughes Holdings LLC 2023 First Quarter Form 10-Q | 19

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
under the Contracts. On August 15, 2018, the Company’s subsidiaries initiated a separate demand for ICDR arbitration against IEC for claims of additional costs and amounts due under the Contracts. On October 10, 2018, IEC filed a Petition to Compel Arbitration in the United States District Court for the Southern District of New York against the Company seeking to compel non-signatory Baker Hughes entities to participate in the arbitration filed by IEC. The complaint is captioned International Engineering & Construction S.A. et al. v. Baker Hughes, a GE company, LLC, et al. No. 18-cv-09241 ("S.D.N.Y 2018"); this action was dismissed by the Court on August 13, 2019. In the arbitration, IEC alleges breach of contract and other claims against the Company and its subsidiaries and seeks recovery of alleged compensatory damages, in addition to reasonable attorneys' fees, expenses and arbitration costs. On March 15, 2019, IEC amended its request for arbitration to alleged damages of $591 million of lost profits plus unspecified additional costs based on alleged non-performance of the contracts in dispute. The arbitration hearing was held from December 9, 2019 to December 20, 2019. On March 3, 2020, IEC amended their damages claim to $700 million of alleged loss cash flow or, in the alternative, $244.9 million of lost profits and various costs based on alleged non-performance of the contracts in dispute, and in addition $4.8 million of liquidated damages, $58.6 million in take-or-pay costs of feed gas, and unspecified additional costs of rectification and take-or-pay future obligations, plus unspecified interest and attorneys' fees. On May 3, 2020, the arbitration panel dismissed IEC's request for take-or-pay damages. On May 29, 2020, IEC quantified their claim for legal fees at $14.2 million and reduced their alternative claim from $244.9 million to approximately $235 million. The Company and its subsidiaries have contested IEC’s claims and are pursuing claims for compensation under the contracts. On October 31, 2020, the ICDR notified the arbitration panel’s final award, which dismissed the majority of IEC’s claims and awarded a portion of the Company’s claims. On January 27, 2021, IEC filed a petition to vacate the arbitral award in the Supreme Court of New York, County of New York. On March 5, 2021, the Company filed a petition to confirm the arbitral award, and on March 8, 2021, the Company removed the matter to the United States District Court for the Southern District of New York. On November 16, 2021, the court granted the Company's petition to confirm the award and denied IEC's petition to vacate. During the second quarter of 2022, IEC paid the amounts owed under the arbitration award, which had an immaterial impact on the Company’s financial statements. On February 3, 2022, IEC initiated another arbitration proceeding in New York administered by the ICDR against certain of the Company’s subsidiaries arising out of the same project which formed the basis of the first arbitration. On March 25, 2022, the Company's subsidiaries initiated a separate demand for ICDR arbitration against IEC for claims of additional costs and amounts due; such claims against IEC have now been resolved, with any consideration having an immaterial impact on the Company’s financial statements. At this time, we are not able to predict the outcome of the proceeding which is pending against the Company’s subsidiaries.
On March 15, 2019 and March 18, 2019, the City of Riviera Beach Pension Fund and Richard Schippnick, respectively, filed in the Delaware Court of Chancery shareholder derivative lawsuits for and on Baker Hughes' behalf against GE, the then-current members of the Board of Directors of Baker Hughes and Baker Hughes as a nominal defendant, related to the decision to (i) terminate the contractual prohibition barring GE from selling any of Baker Hughes’ shares before July 3, 2019; (ii) repurchase $1.5 billion in Baker Hughes' stock from GE; (iii) permit GE to sell approximately $2.5 billion in Baker Hughes' stock through a secondary offering; and (iv) enter into a series of other agreements and amendments that will govern the ongoing relationship between Baker Hughes and GE (collectively, the “2018 Transactions”). The complaints in both lawsuits allege, among other things, that GE, as Baker Hughes' controlling stockholder, and the members of Baker Hughes' Board of Directors breached their fiduciary duties by entering into the 2018 Transactions. The relief sought in the complaints includes a request for a declaration that the defendants breached their fiduciary duties, that GE was unjustly enriched, disgorgement of profits, an award of damages sustained by Baker Hughes, pre- and post-judgment interest, and attorneys’ fees and costs. On March 21, 2019, the Chancery Court entered an order consolidating the Schippnick and City of Riviera Beach complaints under consolidated C.A. No. 2019-0201-AGB, styled in re Baker Hughes, a GE company derivative litigation. On May 10, 2019, Plaintiffs voluntarily dismissed their claims against the members of Baker Hughes' Conflicts Committee, and on May 15, 2019, Plaintiffs voluntarily dismissed their claims against former Baker Hughes director Martin Craighead. On June 7, 2019, the defendants and nominal defendant filed a motion to dismiss the lawsuit on the ground that the derivative plaintiffs failed to make a demand on Baker Hughes' Board of Directors to pursue the claims itself, and GE and Baker Hughes' Board of Directors filed a motion to dismiss the lawsuit on the ground that the complaint failed to state a claim on which relief can be granted. The Chancery Court denied the motions on October 8, 2019, except granted GE’s motion to dismiss the unjust enrichment claim against it. On October 31, 2019, Baker Hughes' Board of Directors designated a Special Litigation Committee and empowered it with full authority to investigate and evaluate the allegations and issues raised in the derivative litigation. The Special Litigation Committee filed a motion to stay the derivative litigation during its investigation. On
Baker Hughes Holdings LLC 2023 First Quarter Form 10-Q | 20

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
December 3, 2019, the Chancery Court granted the motion and stayed the derivative litigation until June 1, 2020. On May 20, 2020, the Chancery Court granted an extension of the stay to October 1, 2020, and on September 29, 2020, the Court granted a further extension of the stay to October 15, 2020. On October 13, 2020, the Special Litigation Committee filed its report with the Court. On April 17, 2023, the Court granted the Special Litigation Committee’s motion to terminate the litigation.
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
On or around February 15, 2023, the lead plaintiff and three additional named plaintiffs in a putative securities class action styled The Reckstin Family Trust, et al., v. C3.ai, Inc., et al., No. 4:22-cv-01413-HSG, filed an amended class action complaint (the “Amended Complaint”) in the United States District Court for the Northern District of California. The Amended Complaint names the following as defendants: (i) C3.ai., Inc. (“C3 AI”), (ii) certain of C3 AI’s current and/or former officers and directors, (iii) certain underwriters for the C3 AI initial public offering (the “IPO”), and (iv) Baker Hughes, and its President and CEO (who formerly served as a director on the board of C3 AI). The Amended Complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 (the “Exchange Act”) in connection with the IPO and the subsequent period between December 9, 2020 and December 2, 2021, during which BHH LLC held equity investments in C3 AI. The action seeks unspecified damages and the award of costs and expenses, including reasonable attorneys' fees. At this time, we are not able to predict the outcome of these proceedings.
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
OTHER
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit and other bank issued guarantees. We also provide a guarantee to GE Capital on behalf of a customer who entered into a financing arrangement with GE Capital. Total off-balance sheet arrangements were approximately $4.7 billion at March 31, 2023. It is not practicable to estimate the fair value of these financial instruments. As of March 31, 2023, none of the off-balance
Baker Hughes Holdings LLC 2023 First Quarter Form 10-Q | 21

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
sheet arrangements either has, or is likely to have, a material effect on our financial position, results of operations or cash flows.
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
NOTE 16. RESTRUCTURING, IMPAIRMENT AND OTHER
We recorded restructuring, impairment and other charges of $56 million and $70 million during the three months ended March 31, 2023 and 2022, respectively.
RESTRUCTURING AND IMPAIRMENT CHARGES
We recorded restructuring and impairment charges of $56 million for the three months ended March 31, 2023. In the third quarter of 2022, we announced a restructuring plan in conjunction with a change in our operating segments that was effective October 1, 2022 (the "2022 Plan"). As a result, we continued to incur charges in the first quarter of 2023 related to the 2022 Plan primarily for employee termination expenses driven by actions taken by the Company to facilitate the reorganization into two segments and corporate restructuring. In addition, under a new plan (the "2023 Plan") we incurred costs related to exit activities at specific locations in our segments to align with our current market outlook and rationalize our manufacturing supply chain footprint. These actions also included inventory impairments of $18 million recorded in "Cost of goods sold" in our condensed consolidated statements of income (loss). We expect to incur additional charges of approximately $145 million in 2023 in connection with these restructuring plans, and currently expect these plans to be substantially completed by the end of 2023, with the majority of charges incurred within the first half of 2023.
The following table presents restructuring and impairment charges by the impacted segment, however, these charges are not included in the reported segment results:

	Three Months Ended March 31,
Segments	2023	2022
Oilfield Services & Equipment	$15	$2
Industrial & Energy Technology	14	(1)
Corporate	27	3
Total	$56	$4
The following table presents restructuring and impairment charges by type, and includes gains on the dispositions of certain property, plant and equipment previously impaired as a consequence of exit activities:

	Three Months Ended March 31,
Charges by Type	2023	2022
Property, plant & equipment, net	$15	$(9)
Employee-related termination costs	31	8
Other incremental costs	10	5
Total	$56	$4
OTHER CHARGES
We recorded other charges of nil and $66 million for the three months ended March 31, 2023 and 2022, respectively. Other charges for the three months ended March 31, 2022 were predominately in our IET segment for
Baker Hughes Holdings LLC 2023 First Quarter Form 10-Q | 22

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
a write-off of an equity method investment and the release of foreign currency translation adjustments. The 2022 charges also include separation related costs.
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
In July 2022, we entered into an agreement with GE to sell our Nexus Controls business, a product line in our IET segment, specializing in scalable industrial controls systems, safety systems, hardware, and software cybersecurity solutions and services, and on April 3, 2023, we completed the sale resulting in an immaterial gain.
The following table presents financial information related to the assets and liabilities of our Nexus Controls business classified as held for sale and reported in “All other current assets” and “All other current liabilities” in our condensed consolidated statements of financial position as of March 31, 2023.

Assets and liabilities of business held for sale	Nexus Controls
Assets
Current receivables	$48
Inventories	40
Property, plant and equipment	2
Goodwill	230
Other assets	9
Total assets of business held for sale	329

Liabilities
Accounts payable	18
Progress collections and deferred income	39
All other current liabilities	19
Other liabilities	7
Total liabilities of business held for sale	83
Total net assets of business held for sale	$246
Baker Hughes Holdings LLC 2023 First Quarter Form 10-Q | 23

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the condensed consolidated financial statements and the related notes included in Item 1 thereto, as well as our Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 Annual Report").
We are an energy technology company with a broad and diversified portfolio of technologies and services that span the energy and industrial value chain. We conduct business in more than 120 countries and employ approximately 56,000 employees. We operate through our two business segments: Oilfield Services & Equipment ("OFSE") and Industrial & Energy Technology ("IET"). We sell products and services primarily in the global oil and gas markets, within the upstream, midstream and downstream segments.
EXECUTIVE SUMMARY
Market Conditions
As we look at 2023, the macro environment remains volatile with elevated recession risk for major developed economies. Despite these challenges, we expect the supply-demand balance in the global oil markets to gradually tighten over the course of the year. Factors driving this include China’s economy recovering, demand continuing to grow in countries outside the Organization for Economic Cooperation and Development, and the Organization of the Petroleum Exporting Countries (OPEC+) remaining proactive in maintaining adequate and stable oil price levels. We expect this macro backdrop to still support a double-digit increase in global upstream spending in 2023, with multiple international projects being executed and the offshore development pipeline growing.
We believe that the current spending cycle is more durable and less sensitive to commodity price swings relative to prior cycles. Factors driving this extended cycle include financially strong operator balance sheets, disciplined capital spending focused on returns versus growth, and both independent oil companies and national oil companies balancing modest production growth with longer-term investments in new energy.
Another notable characteristic of this cycle is the continued shift towards the development of natural gas and LNG. As the world increasingly recognizes the crucial role natural gas is expected to play in the energy transition, serving as both a transition and destination fuel, the case for a multi-decade growth opportunity in gas is steadily improving. This is driving operators of all sizes to dedicate more spending towards natural gas development, as well as LNG projects and associated infrastructure.
Financial Results and Key Company Initiatives
In the first quarter of 2023, we generated revenue of $5,716 million compared to $4,835 million in the first quarter of 2022. The increase in revenue was driven by increased activity in our OFSE and IET segments. Operating income in the first quarter of 2023 was $438 million compared to $279 million in the first quarter of 2022. The increase in operating income was driven primarily by higher segment operating income from OFSE. Income before income taxes was $760 million for the first quarter of 2023, which included a gain of $392 million from the change in fair value on certain equity investments. In the first quarter of 2022, income before income taxes was $187 million, which included a gain of $11 million from the change in fair value on certain equity investments.
Our results in the first quarter of 2023 were impacted by the discontinuation of our Russia operations that occurred in 2022. Russia represented approximately 4% of our total revenue in the first quarter of 2022, the majority of which was in our OFSE segment.
In 2022, we announced a reorganization of the Company from four to two operating segments, OFSE and IET. To date, we have made great progress on this transformation, which is designed to create a leaner, more simplified organization which we expect to enable faster decision making and better position the Company for the future of the energy markets.
We continue to invest in the Baker Hughes portfolio through strategic acquisitions and early-stage new energy investments. In April 2023, we closed on the acquisition of Altus Intervention, a leading international provider of well intervention services and downhole technology, which will enhance OFSE's existing intervention solutions business
Baker Hughes Holdings LLC 2023 First Quarter Form 10-Q | 24

and add new technology that can be scaled into new geographic markets. Also in April 2023, we closed on the disposition of our Nexus Controls business to GE. GE will continue to provide Baker Hughes with GE’s MarkTM controls products currently in the Nexus Controls portfolio.
Outlook
Our business is exposed to a number of macro factors, which influence our outlook and expectations given the current volatile conditions in the industry. All of our outlook expectations are purely based on the market as we see it today and are subject to changing conditions in the industry.
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
We have other businesses in our portfolio that are more correlated with various industrial metrics, including global GDP growth. We also have businesses within our portfolio that are exposed to new energy solutions, specifically focused around reducing carbon emissions of the energy and broader industry, including hydrogen, geothermal, carbon capture, utilization and storage, and energy storage. We expect to see continued growth in these businesses as new energy solutions become a more prevalent part of the broader energy mix.
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
Corporate Responsibility
We believe we have an important role to play in society as an industry leader and partner. We view environmental, social, and governance as a key lever to transform the performance of our Company and our industry. In January 2019, we made a commitment to reduce Scope 1 and 2 carbon dioxide equivalent emissions from our operations by 50% by 2030, achieving net zero emissions by 2050. We continue to make progress on emissions reductions, and reported in our 2021 Corporate Responsibility report a 23% reduction in our Scope 1 and 2 carbon dioxide equivalent emissions compared to our 2019 base year.
BUSINESS ENVIRONMENT
The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position as of and for the three months ended March 31, 2023 and 2022, and should be read in conjunction with the condensed consolidated financial statements and related notes of the Company.
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
Baker Hughes Holdings LLC 2023 First Quarter Form 10-Q | 25

Oil and Natural Gas Prices
Oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	Three Months Ended March 31,
	2023	2022
Brent oil price ($/Bbl) (1)	$81.14	$100.87
WTI oil price ($/Bbl) (2)	76.00	95.18
Natural gas price ($/mmBtu) (3)	2.62	4.67
(1)Energy Information Administration (EIA) Europe Brent Spot Price per Barrel
(2)EIA Cushing, OK WTI (West Texas Intermediate) spot price
(3)EIA Henry Hub Natural Gas Spot Price per million British Thermal Unit
Outside North America, customer spending is most heavily influenced by Brent oil prices, which decreased from the same quarter last year, ranging from a high of $87.54/Bbl in January 2023 to a low of $71.03/Bbl in March 2023. For the three months ended March 31, 2023, Brent oil prices averaged $81.14/Bbl, which represented a decrease of $19.73/Bbl from the same period last year.
In North America, customer spending is highly driven by WTI oil prices, which decreased from the same quarter last year. Overall, WTI oil prices ranged from a high of $81.62/Bbl in January 2023 to a low of $66.61/Bbl in March 2023. For the three months ended March 31, 2023, WTI oil prices averaged $76.00/Bbl, which represented a decrease of $19.18/Bbl from the same period last year.
In North America, natural gas prices, as measured by the Henry Hub Natural Gas Spot Price, averaged $2.62/mmBtu in the first quarter of 2023, representing a 44% decrease from the same quarter in the prior year. Throughout the quarter, Henry Hub Natural Gas Spot Prices ranged from a high of $3.78/mmBtu in January 2023 to a low of $1.93/mmBtu in March 2023.
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
Baker Hughes Holdings LLC 2023 First Quarter Form 10-Q | 26

The rig counts are summarized in the table below as averages for each of the periods indicated.

	Three Months Ended March 31,
	2023	2022	% Change
North America	982	831	18%
International	915	823	11%
Worldwide	1,897	1,654	15%
The worldwide rig count was 1,897 for the first quarter of 2023, an increase of 15% as compared to the same period last year primarily due to an increase in North America.
Within North America, the increase was primarily driven by the U.S. rig count, which was up 20% when compared to the same period last year, and an increase in the Canada rig count, which was up 11% when compared to the same period last year. Internationally, the rig count increase was driven primarily by an increase in the Europe, Latin America, and Middle East regions of 19%, 13%, and 10%, respectively.
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
Our condensed consolidated statements of income (loss) displays sales and costs of sales in accordance with SEC regulations under which "goods" is required to include all sales of tangible products and "services" must include all other sales, including other service activities. For the amounts shown below, we distinguish between "equipment" and "product services", where product services refer to sales under product services agreements, including sales of both goods (such as spare parts and equipment upgrades) and related services (such as monitoring, maintenance and repairs), which is an important part of our operations. We refer to "product services" simply as "services" within the Business Environment section of Management's Discussion and Analysis.
Our results of operations are evaluated by the Chief Executive Officer on a consolidated basis as well as at the segment level. The performance of our operating segments is primarily evaluated based on segment operating income (loss), which is defined as income (loss) before income taxes and before the following: net interest expense, net other non-operating income (loss), corporate expenses, restructuring, impairment and other charges, goodwill and inventory impairments, and certain gains and losses not allocated to the operating segments.
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
Baker Hughes Holdings LLC 2023 First Quarter Form 10-Q | 27

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
Orders and Remaining Performance Obligations
Orders: For the three months ended March 31, 2023, we recognized total orders of $7.6 billion, an increase of $0.8 billion, or 12%, from the three months ended March 31, 2022.
For the three months ended March 31, 2023, our OFSE segment recognized orders of $4.1 billion, an increase of $0.8 billion, or 25% and our IET segment recognized orders of $3.5 billion, a decrease of $35 million, or 1% compared to the three months ended March 31, 2022. Within IET, Gas Technology Equipment orders were $1.9 billion and Gas Technology Services orders were $0.7 billion for the three months ended March 31, 2023.
Remaining Performance Obligations ("RPO"): As of March 31, 2023, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $29.6 billion. As of March 31, 2023, OFSE remaining performance obligations totaled $3.1 billion, and IET remaining performance obligations totaled $26.5 billion.
Revenue and Operating Income
Summarized financial information for the Company's segments is shown in the following tables.

	Three Months Ended March 31,		$ Change
	2023	2022
Revenue:
Well Construction	$1,061	$883	$178
Completions, Intervention & Measurements	909	781	128
Production Solutions	938	825	113
Subsea & Surface Pressure Systems	670	528	142
Oilfield Services & Equipment	3,577	3,017	560
Gas Technology - Equipment	827	543	284
Gas Technology - Services	591	581	10
Total Gas Technology	1,418	1,124	294
Condition Monitoring	140	126	14
Inspection	254	212	42
Pumps, Valves & Gears	201	221	(20)
PSI & Controls	125	136	(11)
Total Industrial Technology	721	694	27
Industrial & Energy Technology	2,138	1,818	320
Total	$5,716	$4,835	$881
Baker Hughes Holdings LLC 2023 First Quarter Form 10-Q | 28

The following table presents Oilfield Services & Equipment revenue by geographic region:

	Three Months Ended March 31,		$ Change
	2023	2022
North America	$992	$823	$169
Latin America	661	440	221
Europe/CIS/Sub-Saharan Africa (1)	581	660	(79)
Middle East/Asia	1,345	1,094	251
Oilfield Services & Equipment	$3,577	$3,017	$560

North America	$992	$823	$169
International	2,586	2,194	392
(1)Impacted by the discontinuation of our Russia operations that occurred in 2022.
The following table presents segment operating income through to net income for the Company.

	Three Months Ended March 31,		$ Change
	2023	2022
Segment operating income:
Oilfield Services & Equipment	$371	$213	$158
Industrial & Energy Technology	241	241	—
Total segment operating income	612	453	159
Corporate	(100)	(105)	5
Inventory impairment	(18)	—	(18)
Restructuring, impairment and other	(56)	(70)	14
Operating income	438	279	160
Other non-operating income (loss), net	386	(28)	414
Interest expense, net	(64)	(64)	—
Income before income taxes	760	187	573
Provision for income taxes	(141)	(95)	(46)
Net income	$619	$92	$527
Segment Revenues and Segment Operating Income
First Quarter of 2023 Compared to the First Quarter of 2022
Revenue increased $881 million, or 18%, driven by increased activity in OFSE and IET. OFSE increased $560 million and IET increased $320 million. Total segment operating income increased $159 million, driven by OFSE.
Oilfield Services & Equipment
OFSE revenue of $3,577 million increased $560 million, or 19%, in the first quarter of 2023 compared to the first quarter of 2022, as a result of increased activity in North America and internationally, as evidenced by an increase in the global rig count. North America revenue was $992 million in the first quarter of 2023, an increase of $169 million from the first quarter of 2022. International revenue was $2,586 million in the first quarter of 2023, an increase of $392 million from the first quarter of 2022, driven by the Latin America and Middle East/Asia regions, partially offset by declines in the Europe/CIS/Sub-Saharan Africa region, driven by lower Russia volume.
OFSE segment operating income was $371 million in the first quarter of 2023 compared to $213 million in the first quarter of 2022. The increase in operating income was primarily driven by higher volume and price, partially offset by cost inflation and unfavorable cost productivity.
Baker Hughes Holdings LLC 2023 First Quarter Form 10-Q | 29

Industrial & Energy Technology
IET revenue of $2,138 million increased $320 million, or 18%, in the first quarter of 2023 compared to the first quarter of 2022. The increase was primarily driven by higher volume in Gas Technology Equipment and, to a lesser extent, in Gas Technology Services and Industrial Technology, partially offset by unfavorable foreign currency translation impact.
IET segment operating income was $241 million in the first quarter of 2023, flat when compared to the first quarter of 2022. The operating income performance in the first quarter of 2023 was driven by higher volume and pricing actions in certain product lines, offset by inflationary pressure, unfavorable business mix, higher research and development costs related to new energy investments, and unfavorable foreign currency translation impact.
Corporate
In the first quarter of 2023, corporate expenses were $100 million compared to $105 million in the first quarter of 2022. The decrease of $5 million was driven by cost efficiencies.
Inventory Impairment
In the first quarter of 2023, we recorded inventory impairments of $18 million, predominately in our OFSE segment. Charges for inventory impairments are reported in the "Cost of goods sold" caption in the condensed consolidated statements of income (loss).
Restructuring, Impairment and Other
In the first quarter of 2023, we recognized $56 million of restructuring, impairment, and other charges, compared to $70 million in the first quarter of 2022. In the third quarter of 2022, we announced a restructuring plan in conjunction with a change in our operating segments. As a result, we continued to incur charges in the first quarter of 2023 primarily related to employee termination expenses driven by actions taken to facilitate the reorganization into two segments. In addition, costs were incurred related to exit activities at specific locations in our segments to align with our current market outlook and to rationalize our manufacturing supply chain footprint. The charges in the first quarter of 2022 primarily related to our IET segment for a write-off of an equity method investment and the release of foreign currency translation adjustments for certain restructured product lines.
Other Non-Operating Income (loss), Net
In the first quarter of 2023, we incurred $386 million of other non-operating income. Included in this amount was a gain of $392 million from the change in fair value for certain equity investments. For the first quarter of 2022, we incurred $28 million of other non-operating losses. Included in this amount was a gain of $11 million from the change in fair value for certain equity investments.
Interest Expense, Net
In the first quarter of 2023, we incurred interest expense, net of interest income, of $64 million, which was flat compared to the first quarter of 2022.
Income Taxes
In the first quarter of 2023, the provision for income taxes was $141 million. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to income subject to U.S. tax at an effective rate less than 21% due to valuation allowances, which is partially offset by income in jurisdictions with tax rates higher than in the U.S. In addition, since we are a partnership for U.S. federal tax purposes, any tax impacts associated with U.S. income or losses are recognized by our Members and not reflected in our tax expense.
In the first quarter of 2022, the provision for income taxes was $95 million. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to losses with no tax benefit due to valuation allowances and income in jurisdictions with tax rates higher than the U.S., partially offset by tax benefits related to uncertain tax positions.
Baker Hughes Holdings LLC 2023 First Quarter Form 10-Q | 30

LIQUIDITY AND CAPITAL RESOURCES
Our objective in financing our business is to maintain sufficient liquidity, adequate financial resources and financial flexibility in order to fund the requirements of our business. We continue to maintain solid financial strength and liquidity. At March 31, 2023, we had cash and cash equivalents of $2.4 billion compared to $2.5 billion at December 31, 2022.
In the U.S. we held cash and cash equivalents of approximately $0.7 billion and $0.6 billion and outside the U.S. of approximately $1.7 billion and $1.9 billion as of March 31, 2023 and December 31, 2022, respectively. A substantial portion of the cash held outside the U.S. at March 31, 2023 has been reinvested in active non-U.S. business operations. If we decide at a later date to repatriate those funds to the U.S., we may incur other additional taxes that would not be significant to the total tax provision.
We have a $3 billion committed unsecured revolving credit facility ("the Credit Agreement") with commercial banks maturing in December 2024. The Credit Agreement contains certain customary representations and warranties, certain customary affirmative covenants and certain customary negative covenants. Upon the occurrence of certain events of default, our obligations under the Credit Agreement may be accelerated. Such events of default include payment defaults to lenders under the Credit Agreement and other customary defaults. No such events of default have occurred. In addition, we have a commercial paper program with authorization up to $3 billion under which we may issue from time to time commercial paper with maturities of no more than 397 days. At March 31, 2023 and December 31, 2022, there were no borrowings under either the Credit Agreement or the commercial paper program.
Certain Senior Notes contain covenants that restrict our ability to take certain actions. See "Note 8. Debt" of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report for further details. At March 31, 2023, we were in compliance with all debt covenants. Our next debt maturity is December 2023.
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
During the three months ended March 31, 2023, we dispersed cash to fund a variety of activities including certain working capital needs, capital expenditures, and distributions to Members.
Cash Flows
Cash flows provided by (used in) each type of activity were as follows for the three months ended March 31:

(In millions)	2023	2022
Operating activities	$462	$78
Investing activities	(229)	(266)
Financing activities	(250)	(469)
Operating Activities
Cash flows from operating activities generated cash of $462 million and $78 million for the three months ended March 31, 2023 and 2022, respectively.
Our largest source of operating cash is payments from customers, of which the largest component is collecting cash related to our sales of products and services including advance payments or progress collections for work to be performed. The primary use of operating cash is to pay our suppliers, employees, tax authorities, and others for a wide range of goods and services.
Baker Hughes Holdings LLC 2023 First Quarter Form 10-Q | 31

For the three months ended March 31, 2023, cash generated from operating activities were primarily driven by net income adjusted for certain noncash items (including depreciation, amortization, gain on equity securities, stock-based compensation cost, deferred tax provision, and the impairment of certain assets). Net working capital cash usage was $132 million for the three months ended March 31, 2023, mainly due to the increase in receivables, and inventory as we continue to build for revenue growth, partially offset by strong progress collections on equipment contracts.
For the three months ended March 31, 2022, cash generated from operating activities were primarily driven by net income adjusted for certain noncash items (including depreciation, amortization, gain on equity securities, stock-based compensation costs, and deferred tax provision). Net working capital cash usage was $153 million for the three months ended March 31, 2022, mainly due to the increase in receivables, driven primarily by lower collections, and inventory as we built for revenue growth, partially offset by strong progress collections on equipment contracts.
Investing Activities
Cash flows from investing activities used cash of $229 million and $266 million for the three months ended March 31, 2023 and 2022, respectively.
Our principal recurring investing activity is the funding of capital expenditures including property, plant and equipment and software, to support and generate revenue from operations. Expenditures for capital assets were $310 million and $268 million for the three months ended March 31, 2023 and 2022, respectively, partially offset by cash flows from the sale of property, plant and equipment ("PP&E") of $46 million and $91 million for the three months ended March 31, 2023 and 2022, respectively. Proceeds from the disposal of assets are primarily related to equipment that was lost-in-hole, predominantly in OFSE, and to PP&E no longer used in operations that was sold throughout the period.
Financing Activities
Cash flows from financing activities used cash of $250 million and $469 million for the three months ended March 31, 2023 and 2022, respectively.
We made distributions to our Members of $192 million and $185 million during the three months ended March 31, 2023 and 2022, respectively.
There were no Units repurchased during the three months ended March 31, 2023. During the three months ended March 31, 2022, we repurchased and canceled 8.1 million Units for a total of $236 million. As of March 31, 2023, we had authorization remaining to repurchase up to approximately $2.8 billion of our Units.
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
Our capital expenditures can be adjusted and managed by us to match market demand and activity levels. We continue to believe that based on current market conditions, capital expenditures in 2023 are expected to be made at a rate that would equal up to 5% of annual revenue. The expenditures are expected to be used primarily for normal, recurring items necessary to support our business. We currently anticipate making income tax payments in the range of $500 million to $550 million in 2023.
Baker Hughes Holdings LLC 2023 First Quarter Form 10-Q | 32

Other Factors Affecting Liquidity
Customer receivables: In line with industry practice, we may bill our customers for services provided in arrears dependent upon contractual terms. In a challenging economic environment, we may experience delays in the payment of our invoices due to customers' lower cash flow from operations or their more limited access to credit markets. While historically there have not been material non-payment events, we attempt to mitigate this risk through working with our customers to restructure their debts. A customer's failure or delay in payment could have a material adverse effect on our short-term liquidity and results of operations. Our gross customer receivables in the U.S. were 16% and in Mexico 13% as of March 31, 2023. No other country accounted for more than 10% of our gross customer receivables at this date.
International operations: Our cash that is held outside the U.S. is 73% of the total cash balance as of March 31, 2023. We may not be able to use this cash quickly and efficiently due to exchange or cash controls that could make it challenging. As a result, our cash balance may not represent our ability to quickly and efficiently use this cash.
CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimation processes are consistent with those described in Item 7 of Part II, "Management's discussion and analysis of financial condition and results of operations" of our 2022 Annual Report.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, (each a "forward-looking statement"). All statements, other than historical facts, including statements regarding the presentation of the Company's operations in future reports and any assumptions underlying any of the foregoing, are forward-looking statements. Forward-looking statements concern future circumstances and results and other statements that are not historical facts and are sometimes identified by the words "may," "will," "should," "potential," "intend," "expect," "would," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "could," "project," "predict," "continue," "target", "goal" or other similar words or expressions. Forward-looking statements are based upon current plans, estimates and expectations that are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. The inclusion of such statements should not be regarded as a representation that such plans, estimates or expectations will be achieved. Important factors that could cause actual results to differ materially from such plans, estimates or expectations include, among others, the risk factors identified in the "Risk Factors" section of Part II of Item 1A of this report and Part 1 of Item 1A of our 2022 Annual Report and those set forth from time-to-time in other filings by the Company with the SEC. These documents are available through our website or through the SEC's Electronic Data Gathering and Analysis Retrieval (EDGAR) system at http://www.sec.gov.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk affecting us, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” in our 2022 Annual Report. Our exposure to market risk has not changed materially since December 31, 2022.
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
Baker Hughes Holdings LLC 2023 First Quarter Form 10-Q | 33

the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Exchange Act) were effective at a reasonable assurance level.
There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Baker Hughes Holdings LLC 2023 First Quarter Form 10-Q | 34

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See discussion of legal proceedings in "Note 15. Commitments and Contingencies" of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report, Item 3 of Part I of our 2022 Annual Report and Note 17 of the Notes to Consolidated Financial Statements included in Item 8 of our 2022 Annual Report.
ITEM 1A. RISK FACTORS
As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously discussed in the "Risk Factors" sections contained in the 2022 Annual Report.
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

10.5
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

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)
Baker Hughes Holdings LLC 2023 First Quarter Form 10-Q | 35

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Baker Hughes Holdings LLC (Registrant)

Date:	April 19, 2023	By:	/s/ NANCY BUESE
Nancy Buese
Chief Financial Officer

Date:	April 19, 2023	By:	/s/ KURT CAMILLERI
Kurt Camilleri
Senior Vice President, Controller and Chief Accounting Officer
Baker Hughes Holdings LLC 2023 First Quarter Form 10-Q | 36